Form 10-Q
period 2017-03-31
Starling Street Acquisition Corp
filed 2017-05-22
CIK 1681281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2017

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-55672

                     STARLING STREET ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                             81-3495153
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


     Class                                 Outstanding at
                                           May 22, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of March 31, 2017 (unaudited) and
December 31, 2016                                                    2

Condensed Statement of Operations for the Three Months
Ended March 31, 2017 (unaudited)                                     3

Condensed Statement of Cash Flows for the Three Months
Ended March 31, 2017 (unaudited)                                     4

Notes to Condensed Financial Statements (unaudited)                  5-8

______________________________________________________________________

                STARLING STREET ACQUISITION CORPORATION
                    CONDENSED BALANCE SHEETS

           ASSETS
                                             March 31,        December 31,
                                               2017              2016
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $      1,750	      $     1,500
                                            ------------      ------------
           Total liabilities                      1,750	            1,500
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       March 31, 2017 and December 31,
       2016, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at March 31, 2017 and
       December 31, 2016, respectively            2,000             2,000

       Additional paid-in capital                  712		     312

       Accumulated deficit                      (4,462)           (3,812)
                                            ------------      ------------
          Total stockholders' deficit           (1,750)           (1,500)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     STARLING STREET ACQUISITION CORPORATION
                            STATEMENT OF OPERATIONS
				 (UNAUDITED)
        	     			    For the Three Months
					    Ended March 31, 2017
                                            -------------------
    Revenue                                 $             -
    Cost of revenues                                      -
                                             -----------------
    Gross profit                                          -
                                             -----------------
    Operating expenses                                   650
                                             -----------------
    Operating loss                                      (650)
                                             -----------------
    Loss before income taxes                            (650)
    Income tax expense                                    -
                                             ----------------
    Net loss                                 $          (650)
                                             =================
    Loss per share - basic and diluted       $        (0.00)
                                             =================
    Weighted average shares -                      20,000,000
         basic and diluted                   =================


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                          STARLING STREET ACQUISITION CORPORATION
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     			                 For the Three
							 Months Ended
                                                         March 31, 2017
                                                         -----------------
OPERATING ACTIVITIES

   Net loss                                               $        (650)

   Non-cash adjustments to reconcile net loss to net cash:
     Expenses paid for by stockholder and contributed
     as capital                                                     400

   Changes in Operating Assets and Liabilities:
     Accrued liabilities                                            250
                                                          ----------------
       Net cash provided by (used in) operating activities            -
                                                          ----------------
   Net increase in cash                                               -
   Cash, beginning of period                                          -
                                                           ----------------
     Cash, end of period                                   $          -
                                                           ===============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $           -
                                                           ===============
     Interest                                              $           -
                                                           ===============

  The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016, respectively.

______________________________________________________________________

                 STARLING STREET ACQUISITION CORPORATION
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes.  The
Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current
GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The management believes that the impact of this ASU on the Company's financial statements would be insignificant.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18").
The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows". The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees;
(8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle.
The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company's financial statements would be insignificant.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $650 for the three onths ended
March 31, 2017. The Company had a working capital deficit of $1,750 and an accumulated deficit of $4,462 as of March 31, 2017 and a working captial deficit of $1,500 and an accumulated deficit of $3,812 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company had accrued professional fees of $1,750 and $1,500, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On July 22, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through May 22, 2017, the date which the financial statements were available to be issued.
All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."
                                  7

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Starling Street Acquisition Corporation was incorporated on
July 22, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Starling Street Acquisition Corporation ("Starling Street" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception Starling Street's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on August 9, 2016 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   The Company is in the process of changing its name to Alife Corporation in expectation of a possible change in control. The change of name has not yet been certified by the State of Delawre but the Company expects acceptance thereof soon. When, and if, the name is changed and when, and if, a change in control occurs, the Company will file a Form 8-K.

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

     As of March 31, 2017 Starling Street had not generated revenues and had no income or cash flows from operations since inception. Starling Street had sustained net loss of $650 and an accumulated deficit of $4,462 for the three months ended and as of March 31, 2017, respectively.

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

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the Company's current officers and directors, were the officers and directors have received subpoenas for documents in regard to a formal investigation by the Securities and Exchange Commission requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpoenas but believes it is part of a wider review by the SEC. Management of the Company has also received subpoenas in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas.


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

Dated:   May 22, 2017